Form 10QSB
period 2000-04-30
BY GEORGE HOLDING CORP
filed 2001-02-27
CIK 1111246

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              July 31, 2000
   OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from
                                      to


                      Commission file number 000-30257

                       BY GEORGE HOLDINGS CORP.
         -------------------------------------------------------
          (Exact name of registrant as specified in its charter)



     Georgia                                                98-0136772
--------------------------------                   --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                2160 - 650 West Georgia Street, Vancouver, B.C., V6B 4N7
             --------------------------------------------------------------
                (Address of principal executive offices  (zip code))

                              604 687-1919
       -----------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at July 31, 2000

Common Stock, no par value                     100



                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BY GEORGE HOLDINGS CORP.
                            (A Georgia Corporation)
                          (A development stage company)
                                  Balance Sheet
                                  (U.S. DOLLARS)

                                         3 months ended          Fiscal year
                                          July 31,               ended April 30,
                                             1999                    2000
                                          (Unaudited)

Assets
Current assets
     Cash and bank                       $     356                $     356
     ----------------------------------------------------------------------


Total Assets                             $     356                $     356
     ----------------------------------------------------------------------



Liabilities
Current liabilities
     Accounts payable                    $   1,931                $   1,931
     Due to affiliated companies               256                      256
     ----------------------------------------------------------------------

Total Liabilities                            2,187                    2,187
     ----------------------------------------------------------------------


Shareholders' equity (deficit)

Share Capital
Authorized:
 10,000 common shares with no par value
Issued and outstanding
   100 common shares with no par
   value at July 31, 2000 and
   April 30, 2000			                 100                      100
----------------------------------------------------------------------------

100

 Accumulated Deficit                       (1,931)                  (1,931)
----------------------------------------------------------------------------

                                           (1,831)                  (1,831)
----------------------------------------------------------------------------

                                         $     356                $     356
----------------------------------------------------------------------------

CONTINUING OPERATIONS (NOTE 1)

                            BY GEORGE HOLDINGS CORP.
                            (A Georgia Corporation)
                          (A development stage company)
                                Statement of Loss
                                  (U.S. DOLLARS)
                                   (Unaudited)


                                         3 months ended            3 month ended
                                            July 31,                   July 31
                                             2000                      1999
                                          (Unaudited)		  (Unaudited)


Expenses
     Legal accounting and office         $      -             $  4,000
     ----------------------------------------------------------------------

Net earnings (loss) for the period       $      -             $ (4,000)
----------------------------------------------------------------------------

Basic and diluted loss per share         $ (0.00)             $ (40.00)
----------------------------------------------------------------------------

Weighted average shares Outstanding           100                   100
----------------------------------------------------------------------------

                            BY GEORGE HOLDINGS CORP.
                            (A Georgia Corporation)
                          (A development stage company)
                             Statement of Cash Flow
                                 (U.S. DOLLARS)
                                   (Unaudited)


                                         3 months ended         3 month ended
                                            July 31,                 July 31
                                             2000                    1999

Cash provided by (used in)

Operations
     Net Loss for period                 $     -               $  (4,000)
     ----------------------------------------------------------------------

                                               -                  (4,000)
       Net change in non-cash working
        capital balances

       Accounts payable                        -                        -
--------------------------------------------------------------------------

      Net cash used in operating
      activities                               -                  (4,000)

Change in cash for period -

Cash, beginning of period                    356                    4,356
---------------------------------------------------------------------------

Cash, end of period                      $   356               $      356
---------------------------------------------------------------------------

                            BY GEORGE HOLDINGS CORP.
                            (A Georgia Corporation)
                          (A development stage company)

                          Notes to Financial Statements
                           Year ended July 31, 2000
                                 (U.S. DOLLARS)




Continuing operations

The Company was incorporated on April 23, 1992, as Kings Glen
Apartments of Georgia, in the state of Georgia, U.S.A. The company changed its to By George Holdings Corp. on March 17, 2000.

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

b.     Earnings (loss) per common share

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants ( using the treasury stock method).

c.     Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.


3.     Related party transactions

The accounting and office expenses are paid to an affiliated company.

4.     Income taxes

The Company has net operating losses which may give rise to future tax benefits of approximately $1,931. To the extent not used, net operating loss carryforwards expire in the year 2012. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards
No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

Subsequent events

Pursuant to an agreement dated February 6, 2001, Meridian Co. Ltd ("Meridian"), a Korean corporation, acquired all the outstanding shares of common stock of By George Holding, Corp. from the shareholders in exchange for 68,142 shares of common stock of Meridian and payment of certain fees and expenses. Immediately following the acquisition of the shares, ABR Meridian (Georgia) Inc, a Georgia corporation and wholly owned subsidiary of Meridian merged with By George Holding, Corp. in a transaction in which ABR Meridian (Georgia) Inc. becomes the surviving corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act).

     The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include

     (1) the ability to use securities to make acquisition of assets or businesses;
     (2) increased visibility in the financial community;
     (3) the facilitation of borrowing from financial institutions;
     (4) improved trading efficiency;
     (5) the potential for shareholder liquidity;
     (6) greater ease in subsequently raising capital;
     (7) compensation of key employees through options for stock for which there may be a public market;
     (8) enhanced corporate image; and,
     (9) a presence in the United States capital market.

     A private company which may be interested in a business combination with the Company may include

     (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
     (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
     (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;
     (5) a foreign company which may wish an initial entry into the United States securities market;

     (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock
         Option Plan; and,
     (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

     Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     Pursuant to an Agreement and Plan of Reorganization dated
February 6, 2001, Meridian Co. Ltd. ("Meridian"), a Korean corporation acquired all the outstanding shares of common stock of the Company, from the shareholders thereof in an exchange of an aggregate of 68,142 shares of common stock of Meridian and other consideration of payments of certain fees and expenses (the *Acquisition*). Immediately following the Acquisition, ABR Meridian (Georgia) Inc. (*Subco*), a Georgia corporation and wholly-owned subsidiary of Meridian merged with the Company (the *Merger*) in a transaction in which Subco becomes the surviving corporation.

     The Acquisition was approved by the unanimous consent of the Board of Directors of the Company and its shareholders on February 6, 2001. The Acquisition was effective on February 6, 2001. The Merger was approved by unanimous consent of the respective Board of Directors of Subco and Meridian on February 6, 2001. The Merger was effective on February 12, 2001.

     Upon effectiveness of the Acquisition and Merger, pursuant to Rule 12(g)-13(a) of the General Rules and Regulations of the Securities and Exchange Commission (*SEC*), Meridian elected to become the successor issuer to the Company for reporting purposes under the Securities Exchange Act of 1934, as amended and elected to report under 1934 Act effective February 12, 2001. The Company and Meridian filed a Form 8K with the SEC on February 15, 2001 disclosing particulars of the Merger and Acquisition and the business of Meridian.

Meridian anticipates that is will take the steps necessary required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

     Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     Before the company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

	None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     Not applicable.

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.


_                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BY GEORGE HOLDINGS CORP.


                                  By:      /s/ John MacKay
                                ----------------------------------
                                           John MacKay, President

Dated:  February 22, 2001