Form 10QSB
period 2000-10-31
BY GEORGE HOLDING CORP
filed 2001-02-27
CIK 1111246

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              October 31, 2000
   OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from
                                      to


                      Commission file number 000-30257

                       BY GEORGE HOLDINGS CORP.
         ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)



     Georgia                                           98-0136772
-------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                2160 - 650 West Georgia Street, Vancouver, B.C., V6B 4N7
            --------------------------------------------------------------
                (Address of principal executive offices  (zip code))

                              604 687-1919
         -------------------------------------------------------
           (Registrant's telephone number, including area code)


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


             Class                        Outstanding at October 31, 2000

Common Stock, no par value                     100



                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BY GEORGE HOLDINGS CORP.
                            (A Georgia Corporation)
                          (A development stage company)
                                  Balance Sheet
                                  (U.S. DOLLARS)

                                         6 months ended           Fiscal year
                                          October 31,            ended April 30,
                                             2000                     2000
                                          (Unaudited)

Assets
Current assets
     Cash and bank                       $     356                $      356
     -----------------------------------------------------------------------


Total Assets                             $     356                $      356
     -----------------------------------------------------------------------



Liabilities
Current liabilities
     Accounts payable                    $   2,931                $    1,931
     Due to affiliated companies               256                       256
     -----------------------------------------------------------------------

Total Liabilities                            3,187                     2,187
     -----------------------------------------------------------------------


Shareholders' equity (deficit)

Share Capital
Authorized:
 10,000 common shares with no par value
Issued and outstanding
   100 common shares with no par
   value at July 31, 2000 and
   April 30, 2000			                 100                       100
----------------------------------------------------------------------------

100 100

 Accumulated Deficit                       (2,931)                   (1,931)
----------------------------------------------------------------------------

                                           (2,831)                   (1,831)
----------------------------------------------------------------------------

                                         $     356                $      356
----------------------------------------------------------------------------

CONTINUING OPERATIONS (NOTE 1)

                            BY GEORGE HOLDING, CORP.
                            (A GEORGIA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)

                           3 months      6 months       3 months      6 months
                            ended         ended          ended         ended
                           July 31,    October 31,      July 31,    October 31,
                            2000          2000            1999         1999


EXPENSES
   Legal, accounting
   and office             $      -       $    1,000     $     4,000   $    4,000
   -----------            -----------   ------------    -----------   ----------

NET EARNINGS (LOSS)
  FOR THE PERIOD          $      -       $    1,000     $   (4,000)   $
(4,000)
===================       ===========    ============   ===========   ==========

BASIC AND DILUTED
  LOSS PER SHARE          $ (0.00)       $  (10.00)     $   (40.00)   $
(40.00)
------------------        -----------    ------------   -----------   ----------


WEIGHTED AVERAGE
  SHARES OUTSTANDING           100              100             100          100
--------------------      -----------    ------------   -----------   ----------

                            BY GEORGE HOLDING, CORP.
                            (A GEORGIA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)

                           3 months      6 months       3 months      6 months
                            ended         ended          ended         ended
                           July 31,    October 31,      July 31,     October 31,
                            2000          2000            1999         1999

CASH PROVIDED BY
  (USED IN)

OPERATIONS
  Net Loss for period   $     -        $   (1,000)    $   (4,000)   $   (4,000)
  -------------------   ----------     ------------   -----------   -----------
                              -            (1,000)        (4,000)       (4,000)
  Net change in non-
    cash working
    capital balances

  Accounts payable            -              1,000            -               -
  --------------------- ----------     ------------   -----------   -----------

  Net cash used in
   operating activities       -                  -        (4,000)       (4,000)
  --------------------- ----------     ------------   -----------   -----------

CHANGE IN CASH FOR
  PERIOD                      -                  -        (4,000)       (4,000)

CASH, BEGINNING OF
  PERIOD                    356                356          4,356         4,356
  --------------------- ----------     ------------   -----------   -----------

CASH, END OF PERIOD     $   356       $        356    $       356   $       356
===================     ==========    =============   ===========   ===========

                            BY GEORGE HOLDINGS CORP.
                            (A Georgia Corporation)
                          (A development stage company)

                          Notes to Financial Statements
                           Period ended October 31, 2000
                                 (U.S. DOLLARS)




1. Continuing operations

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

b.     Earnings (loss) per common share

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The
256: computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants ( using the treasury stock method).

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

5. Subsequent events

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


Meridian anticipates that is will take the steps necessary to cause its common stock to be admitted to quotation on the NASD OTC Bulletin
Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

	None

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

                                  BY GEORGE HOLDINGS CORP.


                                  By:      /s/ John MacKay
                                  --------------------------------
                                           John MacKay, President

Dated:  February 22, 2001